Form 10-Q
period 2011-06-30
FIDUS MEZZANINE CAPITAL LP
filed 2011-08-04
CIK 1404641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 814-00862
Fidus Mezzanine Capital, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8435835 (I.R.S. Employer Identification No.)
1603 Orrington Avenue, Suite 820
Evanston, Illinois, 60201
(Address and zip code of principal executive offices)
(847) 859-3940
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

FIDUS MEZZANINE CAPITAL, L.P.

QUARTERLY REPORT ON FORM 10-Q
FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Statements of Assets and Liabilities

	June 30,
	2011	December 31,
	(unaudited)	2010

ASSETS

Investments, at fair value
Control investments (cost: $28,240,386 and $26,985,897, respectively)	$35,069,872	$29,419,402
Affiliate investments (cost: $29,684,777 and $24,413,389, respectively)	30,947,477	26,860,320
Non-control/non-affiliate investments (cost: $96,359,928 and $93,907,155, respectively)	94,688,439	85,061,756

Total investments at fair value (cost: $154,285,091 and $145,306,441, respectively)	160,705,788	141,341,478
Cash and cash equivalents	19,130,050	1,757,139
Interest receivable	2,467,612	1,141,357
Deferred financing costs (net of accumulated amortization of $952,457 and $812,118, respectively)	2,693,731	2,795,257
Prepaid expenses and other assets	282,696	341,558

Total assets	$185,279,877	$147,376,789

LIABILITIES

SBA debentures	$96,750,000	$93,500,000
Accrued interest payable	1,690,960	1,638,862
Due to affiliates	83,561	958
Accounts payable and other liabilities	165,351	232,305

Total liabilities	98,689,872	95,372,125

NET ASSETS

Partners’ capital	86,590,005	52,004,664

Total net assets	86,590,005	52,004,664

Total liabilities and net assets	$185,279,877	$147,376,789

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment Income:
Interest and fee income
Control investments	$853,890	$762,283	$1,673,388	$1,498,500
Affiliate investments	1,057,828	519,168	1,924,688	1,027,530
Non-control/non-affiliate investments	3,271,050	3,143,026	6,246,134	5,853,782

Total interest and fee income	5,182,768	4,424,477	9,844,210	8,379,812
Dividend income
Control investments	120,300	108,838	236,376	213,853
Non-control/non-affiliate investments	—	64,222	—	208,148

Total dividend income	120,300	173,060	236,376	422,001
Interest on idle funds and other income	16,219	18,207	32,464	35,847

Total investment income	5,319,287	4,615,744	10,113,050	8,837,660

Expenses:
Base management fee	999,190	1,036,213	2,035,403	2,072,120
Less: management fee offset	(430,208)	(10,000)	(430,208)	(290,000)
Interest expense	1,394,767	1,249,259	2,719,052	2,337,604
Professional fees	84,940	18,550	164,613	50,684
Other general and administrative expenses	68,704	351,882	92,066	371,962

Total expenses	2,117,393	2,645,904	4,580,926	4,542,370

Net investment income	3,201,894	1,969,840	5,532,124	4,295,290

Net realized and unrealized gains (losses) on investments:
Realized loss on non-control/non-affiliate investments	—	—	(7,935,430)	(2,307)
Net change in unrealized appreciation (depreciation) on investments	1,437,313	(3,709,146)	10,385,661	(9,453,306)

Net gain (loss) on investments	1,437,313	(3,709,146)	2,450,231	(9,455,613)

Net increase (decrease) in net assets resulting from operations	$4,639,207	$(1,739,306)	$7,982,355	$(5,160,323)

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Statements of Changes in Net Assets (unaudited)

			Total
	General	Limited	Net
	Partner	Partners	Assets

Balances at December 31, 2009	$4,504,972	$43,975,979	$48,480,951
Capital distributions	(130,805)	(1,369,195)	(1,500,000)
Net investment income	529,970	3,765,320	4,295,290
Realized loss on investments	(201)	(2,106)	(2,307)
Net change in unrealized depreciation on investments	(824,361)	(8,628,945)	(9,453,306)

Balances at June 30, 2010	$4,079,575	$37,741,053	$41,820,628

Balances at December 31, 2010	$5,111,894	$46,892,770	$52,004,664
Capital contributions	612,534	27,490,452	28,102,986
Capital distributions	(130,805)	(1,369,195)	(1,500,000)
Net investment income	572,054	4,960,070	5,532,124
Realized loss on investments	(691,997)	(7,243,433)	(7,935,430)
Net change in unrealized appreciation on investments	905,665	9,479,996	10,385,661

Balances at June 30, 2011	$6,379,345	$80,210.660	$86,590,005

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$7,982,355	$(5,160,323)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	(10,385,661)	9,453,306
Realized loss on investments	7,935,430	2,307
Interest and dividend income paid-in-kind	(2,084,385)	(2,216,454)
Accretion of original issue discount	(304,877)	(348,292)
Amortization of deferred financing costs	180,339	170,578
Purchase of investments	(19,591,858)	(12,752,307)
Principal payments received on debt securities	5,035,791	1,050,000
Proceeds from loan origination fees	31,250	—
Changes in operating assets and liabilities:
Interest receivable	(1,326,255)	(473,501)
Prepaid expenses and other assets	58,862	(15,857)
Accrued interest payable	52,098	219,495
Due to affiliates	82,605	(182,251)
Accounts payable and other liabilities	(66,956)	(32,004)

Net cash used in operating activities	(12,401,262)	(10,285,303)

Cash Flows from Financing Activities
Proceeds from SBA debentures	3,250,000	12,500,000
Payment of deferred financing costs	(78,813)	(603,125)
Capital contributions	28,102,986	—
Capital distributions	(1,500,000)	(1,500,000)

Net cash provided by financing activities	29,774,173	10,396,875

Net increase in cash and cash equivalents	17,372,911	111,572

Cash and cash equivalents:
Beginning of year	1,757,139	2,671,884

End of period	$19,130,050	$2,783,456

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,486,616	$1,947,531

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Schedule of Investments — June 30, 2011 (unaudited)

Portfolio Company / Type of		Rate(4)		Principal			Percent of Net
Investment(1)(2)(3)	Industry	Cash/PIK	Maturity	Amount	Cost	Fair Value	Assets

Control Investments(5)

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	9/6/2013	$4,380,297	$4,380,297	$4,380,297
Preferred Interest(6)		0.0%/10.0%	9/3/2014		4,879,401	4,879,401

Sub Total					9,259,698	9,259,698	11%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	8,553,298	8,553,298	8,553,298
Subordinated Note		0.0%/14.0%	2/1/2014	10,450,276	10,157,000	10,450,276
Warrant (213,381 units)(7)					—	5,699,200
Common Units (51,946 units)(7)					270,390	1,107,400

Sub Total					18,980,688	25,810,174	30%

Total Control Investments					28,240,386	35,069,872	41%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control
Subordinated Note	Supplier	13.0%/3.0%	10/15/2015	8,246,197	8,246,197	8,246,197
Common Units (1,000 units)(7)					1,000,000	1,000,000

Sub Total					9,246,197	9,246,197	11%

Medsurant Holdings, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	4/12/2016	4.250,000	3,190,675	3,190,675
Preferred Units (40,750 units)(7)					500,000	500,000
Warrant (110,050 units)(7)					1,100,500	1,100,500

Sub Total					4,791,175	4,791,175	5%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,114,584	6,114,584	6,114,584
Common Units (107,143 units)(7)					1,500,000	3,050,800

Sub Total					7,614,584	9,165,384	11%

Westminster Cracker Company, Inc.	Specialty Cracker
Subordinated Note	Manufacturer	14.0%/4.0%	11/17/2014	6,932,821	6,932,821	6,932,821
Common Units (1,100,000 units)					1,100,000	811,900

Sub Total					8,032,821	7,744,721	9%

Total Affiliate Investments					29,684,777	30,947,477	36%

Non-Control/Non-Affiliate Investments(5)

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	2/9/2014	6,166,848	6,166,848	6,166,848
Subordinated Note		12.0%/2.0%	2/9/2014	2,097,792	1,943,661	2,097,792
Warrant (1,011 shares)					285,000	630,700
Common Shares (148 shares)					110,374	110,374

Sub Total					8,505,883	9,005,714	10%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2015	3,439,814	3,439,814	3,439,814
Preferred Units (11,628 units)(7)					1,162,786	1,432,098
Common Units (4,464 units)(7)					4,464	258,600

Sub Total					4,607,064	5,130,512	6%

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Schedule of Investments (unaudited) — (Continued)
June 30, 2011

Portfolio Company / Type of		Rate(4)		Principal			Percent of Net
Investment(1)(2)(3)	Industry	Cash/PIK	Maturity	Amount	Cost	Fair Value	Assets

Casino Signs & Graphics, LLC	Niche Manufacturing
Senior Secured Loan		2.0%/0.0%	12/31/2016	$4,500,000	$4,500,000	$359,637	0%

Fairchild Industrial Products Company	Industrial Products
Subordinated Note		12.0%/0.0%	7/24/2014	650,000	650,000	650,000
Subordinated Note		13.0%/3.0%	7/24/2014	8,500,000	8,500,000	8,500,000

Sub Total					9,150,000	9,150,000	11%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	11,933,172	12,500,000
Warrant (71 shares)					750,000	2,002,200

Sub Total					12,683,172	14,502,200	17%

Innovative Product Achievements, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,253,906	6,222,797	6,222,797	7%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,103,617	5,103,617	5,103,617
Common Units (499 units)					500,000	366,100

Sub Total					5,603,617	5,469,717	6%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/2.5%	3/18/2015	7,386,391	7,432,556	7,432,556
Preferred Equity (750,000 shares)					750,000	608,600

Sub Total					8,182,556	8,041,156	9%

K2 Industrial Services, Inc.	Industrial Cleaning &
Subordinated Note	Coatings	14.0%/1.5%	2/27/2014	8,000,000	8,000,000	8,240,000	10%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	1,300,000

Sub Total					8,125,000	8,125,000	9%

Simplex Manufacturing Co.	Aerospace & Defense
Senior Secured Loan	Manufacturing	13.0%/0.0%	10/31/2013	4,550,000	4,244,154	4,262,200
Warrant (24 shares)					710,000	187,700

Sub Total					4,954,154	4,449,900	5%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	11,000,000	10,813,354	11,000,000
Warrant (263 shares)					276,070	317,600

Sub Total					11,089,424	11,317,600	13%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,894,355	3,832,300
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	193,435

Sub Total					4,736,261	4,674,206	6%

Total Non-Control/Non-Affiliate Investments					96,359,928	94,688,439	109%

Total Investments					$154,285,091	$160,705,788	186%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic location.

(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.

(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.

(6)	Income producing.

(7)	Investment is held by a wholly-owned subsidiary of the Fund.
See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Schedule of Investments
December 31, 2010

Portfolio Company / Type of		Rate(4)		Principal			Percent of Net
Investment(1)(2)(3)	Industry	Cash/PIK	Maturity	Amount	Cost	Fair Value	Assets

Control Investments(5)

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	9/6/2013	$4,314,967	$4,314,967	$4,314,967
Preferred Interest(6)		0.0%/10.0%	9/3/2014		4,643,025	4,643,026

Sub Total					8,957,993	8,957,993	17%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		0.0%/14.0%	2/1/2014	8,348,609	8,348,609	8,348,609
Subordinated Note		0.0%/14.0%	2/1/2014	9,757,158	9,408,905	9,757,159
Warrant (213,381 units)(7)					—	2,022,010
Common Units (51,946 units)(7)					270,390	333,631

Sub Total					18,027,905	20,461,409	39%

Total Control Investments					26,985,897	29,419,402	57%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control
Subordinated Note	Supplier	13.0%/3.0%	10/15/2015	8,124,876	8,124,876	8,124,876
Common Units (1,000 units)(7)					1,000,000	1,000,000

Sub Total					9,124,876	9,124,876	18%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	5,993,043	5,993,043	6,052,975
Common Units (107,143 units)(7)					1,500,000	3,887,000

Sub Total					7,493,043	9,939,975	19%

Westminster Cracker Company, Inc.	Specialty Cracker
Subordinated Note	Manufacturer	14.0%/4.0%	11/17/2014	6,795,470	6,795,470	6,795,470
Common Units (1,000,000 units)					1,000,000	1,000,000

Sub Total					7,795,470	7,795,470	15%

Total Affiliate Investments					24,413,389	26,860,320	52%

Non-Control/Non-Affiliate Investments(5)

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	2/9/2014	6,020,894	6,020,894	6,020,894
Subordinated Note		12.0%/2.0%	2/9/2014	2,076,936	1,894,690	2,076,938
Warrant (1,011 shares)					285,000	384,700

Sub Total					8,200,583	8,482,532	16%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2015	8,059,822	8,059,822	8,059,822
Preferred Units (11,628 units)(7)					1,162,786	1,376,490
Common Units (4,464 units)(7)					4,464	219,400

Sub Total					9,227,072	9,655,712	19%

Casino Signs & Graphics, LLC	Niche Manufacturing
Senior Secured Loan		2.0%/0.0%	12/31/2016	4,500,000	4,500,000	1,163,828	2%

Fairchild Industrial Products Company	Industrial Products
Subordinated Note		13.0%/0.0%	7/24/2014	650,000	650,000	650,000
Subordinated Note		13.0%/4.0%	7/24/2014	8,500,000	8,500,000	8,500,000

Sub Total					9,150,000	9,150,000	18%

FIDUS MEZZANINE CAPITAL, L.P.
Consolidated Schedule of Investments — (Continued)
December 31, 2010

Portfolio Company / Type of		Rate(4)		Principal			Percent of Net
Investment(1)(2)(3)	Industry	Cash/PIK	Maturity	Amount	Cost	Fair Value	Assets

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	$12,500,000	$11,859,958	$12,500,000
Warrant (71 shares)					750,000	2,080,000

Sub Total					12,609,958	14,580,000	28%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,027,500	5,027,500	5,027,500
Common Units (499 units)					500,000	500,000

Sub Total					5,527,500	5,527,500	11%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/2.5%	3/18/2015	7,340,513	7,340,513	7,340,513
Preferred Equity (750,000 shares)					750,000	663,000

Sub Total					8,090,513	8,003,513	15%

K2 Industrial Services, Inc.	Industrial Cleaning &
Subordinated Note	Coatings	14.0%/1.5%	2/27/2014	8,000,000	8,000,000	8,240,000	16%

Pure Earth, Inc.	Environmental Services
Preferred Equity (6,300 shares)(8)		10.0%/4.0%	3/3/2013		6,104,575	—
Preferred Equity (50,000 shares)(8)		0.0%/15.0%	N/A		516,913	—
Warrant (767,375 shares)					1,307,457	—

Sub Total					7,928,945	—	0%

Simplex Manufacturing Co.	Aerospace Manufacturing
Senior Secured Loan(9)		N/A	1/13/2011	—	—	—
Senior Secured Loan		14.0%/0.0%	10/31/2013	4,550,000	4,182,280	4,139,000
Warrant (24 shares)					710,000	150,000

Sub Total					4,892,280	4,289,000	8%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	11,000,000	10,786,012	11,000,000
Warrant (263 shares)					276,070	456,200

Sub Total					11,062,082	11,456,200	22%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,876,315	3,865,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	—

Sub Total					4,718,221	4,513,471	9%

Total Non-Control/Non-Affiliate Investments					93,907,155	85,061,756	164%

Total Investments					$145,306,441	$141,341,478	272%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic location.

(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.

(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.

(6)	Income producing.

(7)	Investment is held by a wholly-owned subsidiary of the Fund.

(8)	Investment was on non-accrual status at December 31, 2010.

(9)	The entire commitment was unfunded at December 31, 2010. As such, no interest is being earned on this investment.
See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.
Notes to Consolidated Financial Statements (unaudited)
Note 1. Organization and Nature of Business
     Fidus Mezzanine Capital, L.P. (“the Fund”), provides customized mezzanine debt and equity financing solutions to lower middle-market companies. The Fund commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). The SBIC license allows the Fund to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of a leverage commitment by the SBA and other customary procedures. As an SBIC, the Fund is subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     Fidus Investment Corporation, a Maryland corporation (“FIC”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of the Fund and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering which priced on June 20, 2011 and (iii) thereafter operating as an externally managed, closed-end, non-diversified business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, FIC intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
     On June 20, 2011, the following formation transactions (the “Formation Transactions”) were consummated:
•	FIC acquired 100% of the limited partnership interests in the Fund through a merger of a wholly-owned subsidiary of FIC with and into the Fund, in which the limited partnership interests were exchanged for 3,702,778 shares of common stock in FIC. The Fund became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments; and

•	FIC acquired 100% of the equity interests in FMCGP, the former general partner of the Fund, through the merger of FMCGP with and into Fidus Investment GP, LLC, a wholly-owned subsidiary of FIC in exchange for 353,743 shares of common stock in FIC.
     On June 20, 2011, FIC announced the pricing of its initial public offering (the “Offering”) of 4,670,000 shares of its common stock at the offering price of $15.00 per share resulting in net proceeds of $63,914,175, after deducting underwriting fees and transaction costs.. The Fund received a capital contribution from FIC of $21,102,986 during June 2011 from the proceeds of the Offering. As of June 30, 2011, FIC had 8,726,521 shares of common stock outstanding.
     The management agreement between the Fund and Fidus Capital, LLC (the Fund’s former investment advisor) was terminated in conjunction with the Formation Transactions. For all periods subsequent to the consummation of the Formation Transactions and the Offering, the Fund will pay a quarterly base management fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under the investment advisory agreement (the “Investment Advisory Agreement”) between FIC and the Investment Advisor. The investment professionals of the Investment Advisor are the same as those of Fidus Capital, LLC.
Note 2. Significant Accounting Policies
     Basis of presentation: The accompanying consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010.
     Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Consolidation: In accordance with Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (“AICPA”), the Fund will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. As a result, the consolidated financial statements of the Fund include the accounts of the Fund and its wholly-owned investment company subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Fair value of financial instruments: The Fund applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Fund believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, SBA debentures, accounts payable and accrued liabilities approximate the fair values of such items due to their short maturity or comparable interest rates. The Fund accounts for its portfolio investments at fair value. See Note 4 to the consolidated financial statements.
     Investment classification: The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control investments” are defined as investments in those companies where the Fund owns more than 25% of the voting securities of such company or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate investments” are defined as investments in those companies where the Fund owns between 5% and 25% of the voting securities of such company. “Non-control/non-affiliate investments” are those that neither qualify as Control Investments nor Affiliate Investments.
     Segments: In accordance with ASC Topic 280 — Segment Reporting, the Fund has determined that it has a single reporting segment and operating unit structure.
     Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Fund places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.
     Deferred financing costs: Deferred financing costs include SBA debenture commitment and leverage fees which have been capitalized and are amortized on a straight-line basis into interest expense over the term of the debenture agreement (10 years). Deferred financing costs also include costs related to the Fund’s revolving credit facility. These costs have been capitalized and are amortized into interest expense over the term of the credit facility.
     Revenue recognition: The Fund’s revenue recognition policies are as follows:
          Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments, as determined by our board of directors through the application of the Fund’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.
          Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that the Fund expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.
          The Fund has investments in our portfolio that contain a payment-in-kind interest or dividends provision, which represents contractual interest or dividends that are added to the principal balance and is recorded as income. The Fund stops accruing payment-in-kind interest when it is determined that payment-in-kind interest is no longer collectible. To maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Fund has not yet collected the cash.
          In connection with the Fund’s debt investments, the Fund will sometimes receive warrants or other equity-related securities (“Warrants”). The Fund determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income based on the effective interest method over the life of the debt security.
          Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Fund historically recorded transaction fees provided in connection with the Fund’s investments as a direct offset to management fee expense. After completion of the Formation Transactions, all transaction fees received in connection with the Fund’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Fund recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services and prepayment penalties for the three and six months ended June 30, 2011 totaled $140,417.
          The Fund also typically receives upfront loan origination or closing fees in connection with investments. After completion of the Formation Transactions, such upfront loan origination and closing fees are capitalized as unearned income on our balance sheet and amortized as additional interest income over the life of the investment.
          Non-accrual. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.
     Income taxes: The Fund is taxed under the partnership provisions of the Internal Revenue Code. Under these provisions of the Code, the partners are responsible for reporting their share of the partnership’s income or loss on their tax returns. Accordingly, the Fund is not subject to income taxes.
     The Fund has certain indirect wholly-owned taxable subsidiaries, each of which generally holds one of its portfolio investments listed on the consolidated schedule of investments. The taxable subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investment in the portfolio companies owned by the taxable subsidiaries. The purpose of the taxable subsidiaries is to permit the Fund to hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass through entities) in order to comply with the “source income” requirements contained in the RIC tax provisions. The taxable subsidiaries are not consolidated with the Fund for income tax purposes and may generate either income from any tax distributions received from the portfolio company or income tax expense as a result of their ownership of the portfolio companies. Any such income or expense is reflected in the consolidated statements of operations.
     ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2011 and December 31, 2010. The 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.
     Allocations and distributions of the Fund: Prior to the consummation of the Formation Transactions, net profits and losses were generally allocated to the partners as follows: first, 100% to all partners in proportion to their respective commitments until the cumulative amount of net profit allocated to the limited partners equals the preferred return, as defined in the partnership agreement; second, 100% to the general partner until the general partner has been allocated on a cumulative basis an amount of net profit equal to 20% of the cumulative amounts previously allocated to all partners pursuant to (a) above; and thereafter, 80% to all partners in proportion to their respective commitments, and 20% to the general partner.
     In addition, prior to the consummation of the Formation Transactions, distributions from the Fund were made in the following order and amounts: first, 100% to all partners in proportion to their respective commitments until the limited partners have received distributions equal to their funded capital contributions related to investments or partnership expenses, as of the date of distribution; Second, 100% to all partners in proportion to their respective commitments until the limited partners have received current or prior distributions equal to the preferred return, as defined in the partnership agreement, as of the date of distribution; third, to the general partner until the general partner has received current or prior distributions (including tax distributions attributable to its carried interest, as defined in the partnership agreement) equal to 20% of the cumulative distributions made to all partners pursuant to (2) above; and any remaining balance was distributed 80% to all partners in proportion to their respective commitments, and 20% to the general partner. The partnership agreement also included, among other things, provisions for in-kind distributions, escrow of certain distributions and tax distributions. The Fund’s ability to make distributions is limited by the SBIC Act. In the six months ended June 30, 2011 and 2010, the Fund made distributions totaling $1,500,000 to its partners in each period.
     Recent accounting pronouncements: In May 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (together the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Fund is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

Note 3. Portfolio Company Investments
     The Fund’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Fund also often receives nominally priced equity warrants and/or makes direct equity investments. The Fund’s warrants or equity investments may be in a holding company related to the portfolio company. In addition, the Fund periodically makes equity investments in its portfolio companies through a wholly-owned taxable subsidiary which owns the equity securities of the underlying operating company. In both situations, the name of the operating company is reflected on the consolidated schedule of investments.
     As of June 30, 2011, the Fund had debt and equity investments in 19 portfolio companies with an aggregate fair value of $160,705,788 and a weighted average effective yield on its debt investments of 15.1%. At June 30, 2011, the Fund held equity ownership in 78.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.2%. As of December 31, 2010, the Fund held debt and equity investments in 17 portfolio companies with an aggregate fair value of $141,341,478 and a weighted average effective yield on its debt investments of 15.0%. At December 31, 2010, the Fund held equity ownership in 82.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.8%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2011 and December 31, 2010, including accretion of original issue discount but excluding any debt investments on non-accrual status.
     Purchases of debt and equity investments for the six months ended June 30, 2011 and 2010 totaled $19,591,858 and $12,752,307, respectively. Repayments of portfolio investments for the six months ended June 30, 2011 and 2010 totaled $5,035,791 and $1,050,000, respectively.
     Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	June 30, 2011		December 31, 2010
Cost:
Senior secured loans	$22,748,183	14.7%	$19,468,293	13.4%
Subordinated notes	115,144,488	74.7	104,864,032	72.2
Equity	13,077,415	8.5	17,452,154	12.0
Warrants	3,315,005	2.1	3,521,962	2.4

Total	$154,285,091	100.0%	$145,306,441	100.0%

Fair value:
Senior secured loans	$18,812,512	11.7%	$16,302,829	11.6%
Subordinated notes	116,336,668	72.4	106,323,193	75.2
Equity	15,425,273	9.6	13,622,546	9.6
Warrants	10,131,335	6.3	5,092,910	3.6

Total	$160,705,788	100.0%	$141,341,478	100.0%

     All investments made by the Fund as of June 30, 2011 and December 31, 2010 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	June 30, 2011		December 31, 2010
Cost:
Midwest	$49,143,793	31.9%	$40,796,916	28.1%
Southwest	31,331,533	20.3	30,239,168	20.8
Northeast	22,142,321	14.3	29,452,499	20.3
Southeast	28,162,417	18.3	26,467,585	18.2
West	23,505,027	15.2	18,350,273	12.6

Total	$154,285,091	100.0%	$145,306,441	100.0%

Fair value:
Midwest	$51,430,997	32.0%	$43,401,076	30.7%
Southwest	39,649,764	24.7	34,914,855	24.7
Northeast	22,220,152	13.8	21,805,502	15.4
Southeast	28,544,465	17.8	26,809,225	19.0
West	18,860,410	11.7	14,410,820	10.2

Total	$160,705,788	100.0%	$141,341,478	100.0%

     At June 30, 2011, the Fund had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 16.1% of the fair value of the portfolio and 12.3% of cost as of June 30, 2011. At December 31, 2010, the Fund had two portfolio company investments that each represented more than 10% of the total investment portfolio. Such investments represented 24.8% of the fair value of the portfolio and 21.1% of cost as of December 31, 2010.
     As of June 30, 2011, there were no investments on non-accrual status. As of December 31, 2010, there was one investment on non-accrual status which comprised 0.0% of the total portfolio on a fair value basis, and 5.5% of the total portfolio on a cost basis. The investment on non-accrual status at December 31, 2010 was written off in the first quarter of 2011.
Note 4. Fair Value Measurements
     The Fund has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with ASC Topic 820. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. Because the Fund’s portfolio investments generally do not have readily ascertainable market values, the Fund values its portfolio investments at fair value, as determined in good faith by the Board of Directors (“Board”), based on input of management and an independent valuation firm, and under a valuation policy and a consistently applied valuation process.
     Portfolio investments recorded at fair value in the consolidated financial statements are classified based upon the level of judgment associated with the inputs used to measure their value, as defined below:
     Level 1 — Investments whose values are based on unadjusted, quoted prices for identical assets in an active market.
     Level 2 — Investments whose values are based on quoted prices for similar assets in markets that are not active or model inputs that are observable, either directly or indirectly, for substantially the full term of the investment.
     Level 3 — Investments whose values are based on inputs that are both unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
     An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Fund’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for investments classified as Level 3. As of June 30, 2011 and December 31, 2010, all of the Fund’s portfolio company investments are classified as Level 3. The fair value of the Fund’s total portfolio investments at June 30, 2011 and December 31, 2010 were $160,705,788 and $141,341,478, respectively.
     With respect to investments for which market quotations are not readily available, the Fund’s board of directors undertakes a multi-step valuation process each quarter, as described below:
•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Fund’s investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available. The Fund will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. As of June 30, 2011, the Board consulted with the independent valuation firm in arriving at the Fund’s determination of fair value on eight of its portfolio company investments representing 53.3% of the total portfolio investments at fair value. As of December 31, 2010, the previous general partner consulted with the independent valuation firm in arriving at the Fund’s determination of fair value on 16 of its portfolio company investments representing 100.0% of the total portfolio investments at fair value.;

•	the audit committee of the board of directors reviews the preliminary valuations of the investment advisor and of the independent valuation firms and responds and supplements the valuation recommendations to reflect any comments; and

•	the board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the investment advisor, the independent valuation firms and the audit committee.

     In making the good faith determination of the value of portfolio investments, the Fund starts with the cost basis of the security, which includes the amortized original issue discount and PIK interest or dividends, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. The Fund performs detailed valuations of its debt and equity investments on an individual basis, using market, income and yield approaches as appropriate.
     Under the market approach, the Fund typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Fund derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Fund analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise value of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.
     Under the income approach, the Fund prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. In determining the fair value under the income approach, the Fund considers various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.
     Under the yield approach, the Fund uses discounted cash flow models to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the yield approach, the Fund also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, estimated remaining life, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Fund estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Fund generally intends to hold its loans to maturity. However, if the Fund has information available to it that the loan is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.
     For the Fund’s Control investments, the Fund determines the fair value of debt and equity investments using a combination of market and income approaches. The valuation approaches for the Fund’s Control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with the Fund’s ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.
     For the Fund’s Affiliate or Non-Control/Non-Affiliate equity investments, the Fund uses a combination of market and income approaches as described above to determine the fair value.
     For Affiliate or Non-Control/Non-Affiliate debt investments, the Fund generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Fund may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
     Due to the inherent uncertainty in the valuation process, the Board’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.
     The Fund’s investments are subject to market risk. Market risk is the potential for changes in the value of investments due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. Financial instruments classified as Level 3 in the fair value hierarchy represent the Fund’s investments in portfolio companies, see the consolidated schedules of investments for further description.

     The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Senior
	Secured	Subordinated
	Loans	Notes	Equity	Warrants	Total
Balance, December 31, 2009	$14,801,858	$89,203,733	$17,690,221	$1,204,444	$122,900,256
Realized loss on investments	—	—	(2,307)	—	(2,307)
Net unrealized appreciation (depreciation)	(1,792,239)	454,000	(6,841,818)	(1,273,249)	(9,453,306)
Purchases of investment securities	250,000	11,750,000	2,307	750,000	12,752,307
Repayments of investments received	(200,000)	(850,000)	—	—	(1,050,000)
Interest and dividend income paid-in-kind	—	1,922,244	294,210	—	2,216,454
Accretion of original issue discount	83,534	136,963	127,795	—	348,292

Balance, June 30, 2010	$13,143,153	$102,616,940	$11,270,408	$681,195	$127,711,696

Balance, December 31, 2010	$16,302,829	$106,323,193	$13,622,546	$5,092,910	$141,341,478
Realized loss on investments	—	—	(6,627,973)	(1,307,457)	(7,935,430)
Net unrealized appreciation (depreciation)	(770,207)	(266,981)	6,177,467	5,245,382	10,385,661
Purchases of investment securities	3,399,500	13,075,000	2,016,858	1,100,500	19,591,858
Repayments of investments received	(250,000)	(4,785,791)	—	—	(5,035,791)
Interest and dividend income paid-in-kind	—	1,848,010	236,375	—	2,084,385
Loan origination fees received	—	(31,250)	—	—	(31,250)
Accretion of original issue discount	130,390	174,487	—	—	304,877

Balance, June 30, 2011	$18,812,512	$116,336,668	$15,425,273	$10,131,335	$160,705,788

     The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments still held at June 30, 2011 and 2010, was $2,456,717 and $(9,453,306), respectively.
Note 5. Related Party Transactions
     Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund and Fidus Mezzanine Capital GP, LLC, the Fund’s general partner prior to the consummation of the Formation Transactions, had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the three and six months ended June 30, 2011 were $922,542 and $1,958,755 and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $430,208 and $430,208, respectively. Gross management fees under the previous management agreement for three and six months ended June 30, 2010 totaled $1,036,213 and $2,072,120 and were partially offset by the management fee offset of $10,000 and $290,000, respectively.
     New partnership agreement: Fidus Investment GP,LLC, the Fund’s general partner following the consummation of the Formation Transactions, entered into a new limited partnership agreement with FIC, in its capacity as sole limited partner of the Fund, which allows for Fidus Investment Advisors LLC to manage the day-to-day operating and investing activity of the Fund. For providing these services, the Investment Advisor receives a base management fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. However, for services rendered prior to the Fund’s first full quarter of operations, the base management fee is payable monthly in arrears. For services rendered after such time, the base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Fund’s operations, the base management fee is calculated based on the initial value of the Fund’s total assets (other than cash or cash equivalents but including asset with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the new agreement totaled $76,648 for the period June 21, 2011 through June 30, 2011.
     During June 2011, the Fund received a capital contribution of $21,102,986 from FIC from the proceeds of the Offering.
Note 6. Debt
     Credit facility: In April 2009, the Fund obtained an $8,000,000 unsecured line of credit with American Bank & Trust. In June 2010, the Fund amended its unsecured line of credit, decreasing the committed amount to $5,000,000 and extending the term to June 3, 2011. In June, 2011, the Fund amended the agreement to extend the term to September 3, 2011. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. There were no principal borrowings outstanding on the unsecured line of credit as of June 30, 2011 and December 31, 2010, respectively. For the three months ended June 30, 2011 and 2010, interest and fee amortization expense on the unsecured line of credit amounted to $35,322 and $1,667, respectively. For the six months ended June 30, 2011 and 2010, interest and fee amortization expense on the unsecured line of credit amounted to $39,572 and $11,667, respectively.
     SBA debentures: The Fund uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. The SBA made an initial commitment to issue $100,000,000 in the form of debenture securities to the Fund on or before September 30, 2012, and during 2010 made a commitment to issue an additional $30,000,000 on or before September 30, 2014. Unused commitments at June 30, 2011 and December 31, 2010 were $33,250,000 and $36,500,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Fund’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.
     As of June 30, 2011 and December 31, 2010, the Fund has issued SBA debentures which mature as follows:

Pooling	Maturity	Fixed	June 30,	December 31,
Date(1)	Date	Interest Rate	2011	2010
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
(2)	(2)	(2)	3,250,000	—

			$96,750,000	$93,500,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

(2)	In April 2011, the Fund issued $3,250,000 in SBA debentures which will pool in September 2011, at which time the current short-term interim interest rate will reset to a higher long-term fixed interest rate.
     Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2011 and 2010, interest and fee amortization expense on outstanding SBA debentures amounted to $1,359,445 and $1,247,592, respectively. For the six months ended June 30, 2011 and 2010, interest and fee amortization expense on outstanding SBA debentures amounted to $2,679,480 and $2,325,937, respectively. As of June 30, 2011 and December 31, 2010, accrued interest payable totaled $1,690,960 and $1,638,862, respectively. The weighted average fixed interest rate for all SBA debentures as of both June 30, 2011 and December 31, 2010 was 5.3%.
     Deferred financing costs as of June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010
SBA debenture commitment fees	$1,300,000	$1,300,000
SBA debenture leverage fees	2,346,188	2,267,375
Line of credit fees	—	40,000

Subtotal	3,646,188	3,607,375
Accumulated amortization	(952,457)	(812,118)

Net deferred financing costs	$2,693,731	$2,795,257

Note 7. Commitments and Contingencies
     Commitments: As of June 30, 2011 the Fund had one outstanding conditional loan commitment to a portfolio company for $4,500,000 which had not been funded and can only be drawn upon under certain conditions. At December 31, 2010, the Fund had one outstanding revolver commitment to a portfolio company for $500,000, all of which was unfunded. Such commitments involve elements of credit risk in excess of the amounts recognized in the consolidated statements of assets and liabilities.
     Indemnifications: In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties that provide indemnifications under certain circumstances. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of future obligation under these indemnifications to be remote.
     Legal proceedings: In the normal course of business, the Fund may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not believe these proceedings will have a material adverse effect on the Fund’s consolidated financial statements.

Note 8. Financial Highlights
     The following is a schedule of financial highlights for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Ratio to average net assets (annualized)(1):
Total expenses	13.7%	20.1%
Net investment income	16.5%	19.0%
Total return(2)	11.9%	(11.4)%

(1)	Average net assets used for annualized ratios, based on the average of the beginning and ending amounts of each quarter in the period

(2)	Total return based on the net increase (decrease) in net asset resulting from operations during the period divided by average net assets and is not annualized.
     These financial highlights may not be indicative of the future performance of the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Mezzanine Capital, L.P.’s consolidated financial statements and related notes appearing in our prospectus dated June 20, 2011, filed with the SEC on June 22, 2011. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
     The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing in our prospectus dated June 20, 2011, filed with the SEC on June 22, 2011 for a discussion of the uncertainties, risks and assumptions associated with these statements.
Business Overview
     We provide customized mezzanine debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. We were formed in February 2007 and are licensed by the SBA as an SBIC. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.
     On June 20, 2011, FIC acquired all of the limited partnership interests of the Fund and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions, resulting in the Fund becoming a wholly-owned SBIC subsidiary of FIC. Immediately following the Formation Transactions, the Fund elected to be treated as a business development company under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC (our “Investment Advisor”) and supervised by our board of directors, a majority of whom are independent of us and our Investment Advisor.
Portfolio Composition, Investment Activity and Yield
     During the six months ended June 30, 2011, we invested $19.6 million in three new and three existing portfolio companies. The new investments consisted primarily of senior term loans ($3.1 million, or 16.5%), subordinated notes ($13.1 million, or 68.3%), warrants ($1.1 million, or 5.8%) and equity securities ($1.8 million, or 9.4%). During the six months ended June 30, 2011, we received proceeds from repayments of principal of $5.0 million. During the year ended December 31, 2010, we invested $31.7 million in three new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($25.4 million, or 80.4%), senior secured loans ($4.0 million, or 12.5%), warrants ($0.8 million, or 2.4%) and equity securities ($1.5 million, or 4.7%). Additionally, we received proceeds from repayments of principal of $14.3 million during the year ended December 31, 2010.
     As of June 30, 2011, our investment portfolio totaled $160.7 million and consisted of 19 portfolio companies. As of June 30, 2011, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $6.4 million as of June 30, 2011. Our average portfolio company investment at amortized cost was $8.1 million as of June 30, 2011.
     As of December 31, 2010, our investment portfolio totaled $141.3 million and consisted of 17 portfolio companies. As of December 31, 2010, our debt portfolio was entirely comprised of fixed-rate investments. Overall, the portfolio had a net unrealized depreciation of $4.0 million as of December 31, 2010. Our average portfolio company investment at amortized cost was $8.5 million as of December 31, 2010.
     The weighted average yield on debt investments at their cost basis at June 30, 2011 and December 31, 2010 was 15.1% and 15.0%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.
     The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of	As of
	June 30, 2011	December 31, 2010

Cost
Senior secured loans	14.7%	13.4%
Subordinated notes	74.7	72.2
Equity	8.5	12.0
Warrants	2.1	2.4

Total	100.0%	100.0%

	As of	As of
	June 30, 2011	December 31, 2010
Fair Value
Senior secured loans	11.7%	11.6%
Subordinated notes	72.4	75.2
Equity	9.6	9.6
Warrants	6.3	3.6

Total	100.0%	100.0%

     The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of	As of
	June 30, 2011	December 31, 2010

Cost
Midwest	31.9%	28.1%
Southwest	20.3	20.8
Northeast	14.3	20.3
Southeast	18.3	18.2
West	15.2	12.6

Total	100.0%	100.0%

Fair value
Midwest	32.0%	30.7%
Southwest	24.7	24.7
Northeast	13.8	15.4
Southeast	17.8	19.0
West	11.7	10.2

Total	100.0%	100.0%

     The following tables show the industry composition of our portfolio at cost and fair value:

	As of	As of
	June 30, 2011	December 31, 2010

Cost
Transportation services	12.4%	12.4%
Movie theaters	8.2	8.7
Healthcare services	10.3	7.6
Niche manufacturing	2.9	3.1
Retail cleaning	4.9	5.1
Laundry services	3.0	6.3
Industrial products	5.9	6.3
Electronic components supplier	6.0	6.3
Specialty distribution	6.0	6.2
Printing services	5.5	5.6
Industrial cleaning & coatings	5.2	5.5
Commercial cleaning	5.3	5.6
Specialty cracker manufacturer	5.2	5.4
Government information technology services	3.6	3.8
Oil & gas services	3.1	3.2
Aerospace & defense manufacturing	8.5	3.4
Healthcare products	4.0	—
Environmental services	—	5.5

Total	100.0%	100.0%

	As of	As of
	June 30, 2011	December 31, 2010

Fair Value
Transportation services	16.0%	14.5%
Movie theaters	9.0	10.3
Healthcare services	10.0	8.1
Niche manufacturing	0.2	0.8
Retail cleaning	5.7	7.0
Laundry services	3.2	6.8
Industrial products	5.7	6.5
Electronic components supplier	5.8	6.5
Specialty distribution	5.8	6.4
Printing services	5.6	6.0
Industrial cleaning & coatings	5.1	5.8
Commercial cleaning	5.0	5.7
Specialty cracker manufacturer	4.8	5.5
Government information technology services	3.4	3.9
Oil & gas services	2.9	3.2
Aerospace & defense manufacturing	7.9	3.0
Healthcare products	3.9	—
Environmental services	—	—

Total	100.0%	100.0%

Portfolio Asset Quality
     We utilize an internally developed investment rating system for our portfolio of investments. Investment Rating 1 is used for investments that involve the least amount of risk in our portfolio and the portfolio company is performing above expectations. Investment Rating 2 is used for investments that are performing substantially within our expectations and the portfolio company’s risk factors are neutral or favorable. Each new portfolio investment enters our portfolio with Investment Rating 2. Investment Rating 3 is used for investments performing below expectations and require closer monitoring, but with respect to which we expect a full return of original capital invested and collection of all interest. Investment Rating 4 is used for investments performing materially below expectations, and have the potential for some loss of investment return. Investment Rating 5 is used for investments performing substantially below our expectations and where we expect a loss of principal.
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Investments at	Percent of	Investments at	Percent of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Dollars in thousands)
1	$26,555	16.5%	$27,330	19.3%
2	118,001	73.5	97,739	69.2
3	15,790	9.8	15,108	10.7
4	—	—	—	—
5	360	0.2	1,164	0.8

Totals	$160,706	100.0%	$141,341	100.0%

     Based upon our investment rating system, the weighted average rating of our portfolio as of both June 30, 2011 and December 31, 2010 was 1.9. As of June 30, 2011, we had no investments on non-accrual status. As of December 31, 2010, we had one investment on non-accrual which represented 0.0% of the total fair value of our portfolio and 5.5% of the total cost of our portfolio.
Results of Operations
Comparison of three months ended June 30, 2011 and June 30, 2010
Investment Income
     For the three months ended June 30, 2011, total investment income was $5.3 million, an increase of $0.7 million, or 15.2% over the $4.6 million of total investment income for the three months ended June 30, 2010. The increase was attributable to a $0.8 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments during the three months ended June 30, 2011 compared to the prior year period. Additionally, the Fund recorded $0.1 million in fee income during the three months ended June 30, 2001 compared with zero in the respective prior year period.
Expenses
     For the three months ended June 30, 2011, total expenses were $2.1 million, a decrease of $0.5 million, or 20.0%, from the $2.6 million of total expenses for the three months ended June 30, 2010. The decrease in total expenses was primarily attributable to a decrease in the management fee after offset and a decrease in other expenses partially offset by an increase in interest expense. The management fee after offset decreased $0.5 million, or 44.6%, primarily due to an increase in management fee offset resulting from higher new investment activity during the three months ended June 30, 2011 than the comparable period in 2010. Other expenses decreased $0.3 million primarily due to the write-off of accrued dividends receivable in the second quarter of 2010 related to an investment placed on non-accrual. Interest expense increased $0.1 million as a result of higher average balances of SBA debentures outstanding during the three months ended June 30, 2011 than the comparable period in 2010.
Net Investment Income
     As a result of the $0.7 million increase in total investment income and the $0.6 million decrease in total expenses, net investment income for the three months ended June 30, 2011 was $3.2 million, or $1.2 million higher than the comparable period in 2010.

Net Increase in Net Assets Resulting From Operations
     During the three months ended June 30, 2011, we recorded net unrealized appreciation on investments of $1.4 million comprised of unrealized appreciation on investments in six portfolio companies totaling $2.7 million and unrealized depreciation on investments in five portfolio companies totaling $1.3 million. During the three months ended June 30, 2010, we recorded net unrealized depreciation of $3.7 million. For the three months ended June 30, 2011 and 2010, the total realized loss on investments was zero.
     As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2011, was $4.6 million, or an increase of $6.4 million compared to a net decrease in net assets resulting from operations of $1.7 million during the three months ended June 30, 2010.
Comparison of six months ended June 30, 2011 and June 30, 2010
Investment Income
     For the six months ended June 30, 2011, total investment income was $10.1 million, an increase of $1.3 million, or 14.4% over the $8.8 million of total investment income for the six months ended June 30, 2010. The increase was attributable to a $1.5 million increase in interest and fee income from investments, partially offset by a $0.2 million decrease in dividend income. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments in the six months ended June 30, 2011 compared to the prior year period. Additionally, the Fund recorded $0.1 million in fee income during the six months ended June 30, 2001 compared with zero in the prior year. The decrease in dividend income is primarily attributable to one equity investment in a portfolio company that was placed on non-accrual status in 2010.
Expenses
     For the six months ended June 30, 2011, total expenses were $4.6 million, an increase of 1.8%, over the $4.5 million of total expenses for the six months ended June 30, 2010. The net increase in total expenses was primarily attributable to increased interest expense of $0.4 million partially offset by a decrease in management fee after offset of $0.2 million and a decrease in other expenses. Interest expense increased $0.4 million as a result of higher average balances of SBA debentures outstanding during the six months ended June 30, 2011 than the comparable period in 2010. The management fee after management fee offset decreased $0.2 million, or 10.0%, primarily due to an increase in management fee offset resulting from higher new investment activity during the six months ended June 30, 2011 than the comparable period in 2010. Other expenses decreased $0.3 million primarily due to the write-off of accrued dividends receivable in the second quarter of 2010 related to an investment placed on non-accrual.
Net Investment Income
     As a result of the $1.3 million increase in total investment income and a $0.1 million decrease in total expenses, net investment income for the six months ended June 30, 2011 was $5.5 million, which was $1.2 million higher than the comparable period in 2010.
Net Increase in Net Assets Resulting From Operations
     For the six months ended June 30, 2011, the total realized loss on investments was $7.9 million resulting from one non-control/non-affiliate investment. For the six months ended June 30, 2010, the total realized loss on investments was nominal.
     During the six months ended June 30, 2011, we recorded net unrealized appreciation on investments of $10.4 million comprised of net unrealized appreciation on investments in five portfolio companies totaling $5.0 million and net unrealized depreciation on investments in seven portfolio companies totaling $2.5 million. In addition, we recorded net unrealized depreciation reclassification adjustments of $7.9 million related to a realized loss on the non-control/non-affiliate investment noted above. For the six months ended June 30, 2010, we recorded $9.5 million in unrealized depreciation.
     As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2011, was $8.0 million, or an increase of $13.1 million compared to a net decrease in net assets resulting from operations of $5.2 million during the six months ended June 30, 2010.
Liquidity and Capital Resources
Cash Flows
     For the six months ended June 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $17.4 million. During that period, we used $12.4 million in cash from operating activities, primarily due to new investments in portfolio companies of $19.6 million, partially offset by $5.0 million in portfolio company investment repayments. During the same period, we generated $29.8 million from financing activities, consisting primarily of capital contributions from partners prior to the Offering and Formation Transactions of $7.0 million and from a capital contribution from the proceeds of FIC’s Offering totaling $21.1 million . Additionally, we received proceeds from SBA debentures of $3.3 million net of financing costs. These increases were partially offset by capital distributions to partners of $1.5 million.
     For the six months ended June 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $0.1 million. During that period, we used $10.3 million in cash for operating activities primarily to fund $12.8 million in new investments which were partially offset by $1.1 million in repayments. During the same period, we generated $10.4 million from financing activities consisting of $12.5 million in new SBA debenture borrowing partially offset by the payment of $0.6 million in deferred financing costs and $1.5 million in capital distributions.
Capital Resources
     As of June 30, 2011, we had $19.1 million in cash and cash equivalents, and our net assets totaled $86.6 million. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies.
     We anticipate that we will continue to fund our investment activities through additional SBA debenture financing. We are a licensed SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of June 30, 2011 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2011, Fidus Mezzanine Capital, L.P. had $96.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average interest rate of 5.3%. Based on its $75.0 million of regulatory capital as of June 30, 2011, Fidus Mezzanine Capital, L.P. has the current capacity to issue up to an additional $53.2 million of debentures guaranteed by the SBA.
Critical Accounting Policies and Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Valuation of Portfolio Investments
     We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with generally accepted accounting principles, or “GAAP,” and the 1940 Act.
     Our investments generally consist of illiquid securities including debt and equity investments in lower middle-market companies. Investments for which market quotations are readily available are valued at such market quotations. Because we expect that there will not be a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the difference could be material.
     With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:
•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firms and responds and supplements the valuation recommendations to reflect any comments; and

•	the board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firms and the audit committee.
     In making the good faith determination of the value of portfolio investments, we start with the cost basis of the security, which includes the amortized original issue discount and payment-in-kind interest or dividends, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. We perform detailed valuations of our debt and equity investments on an individual basis, using market, income and yield approaches as appropriate.
     Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value, and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise value of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.
     Under the income approach, we prepare and analyze discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. In determining the fair value under the income approach, we consider various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.
     Under the yield approach, we use discounted cash flow models to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the yield approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
     We classify our investments in accordance with the 1940 Act. See Note 2 to the consolidated financial statements for definitions of Control, Affiliate and Non-Control Non-Affiliate included elsewhere in this report. For our Control investments, we determine the fair value of debt and equity investments using a combination of market and income approaches. The valuation approaches for our Control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.
     For our Affiliate or Non-Control/Non-Affiliate equity investments, we use a combination of market and income approaches as described above to determine the fair value. For our Affiliate or Non-Control/Non-Affiliate debt investments, we generally use the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
     Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainties with respect to the possible effect of such valuations, and any changes in such valuations, on the financial statements.
Revenue Recognition
     The Fund’s revenue recognition policies are as follows:
     Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments, as determined by our board of directors through the application of our valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.
     Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

     We have investments in our portfolio that contain a payment-in-kind interest or dividends provision, which represents contractual interest or dividends that are added to the principal balance and is recorded as income. We stop accruing payment-in-kind interest when it is determined that payment-in-kind interest is no longer collectible. To maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.
     In connection with our debt investments, we will sometimes receive warrants or other equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants are treated as original issue discount (“OID”), and accreted into interest income based on the effective interest method over the life of the debt security.
     We also typically receive upfront debt origination or closing fees in connection with debt investments. Such upfront debt origination and closing fees are capitalized as unearned income on our balance sheet and amortized as additional interest income over the life of the investment.
     Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, we historically recorded transaction fees for structuring and advisory services provided in connection with our investments as a direct offset to management fee expense. After completion of the Formation Transactions, all structuring and advisory service fees received in connection with our investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received.
     Non-accrual. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.
Recently Issued Accounting Standards
     In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and periods beginning after December 15, 2011. Early application by public entities is not permitted. The Fund is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.
Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2011, we had one off-balance sheet arrangement with a portfolio company consisting of $4.5 million of unfunded commitments to provide debt financing. As of December 31, 2010, we had one off-balance sheet arrangement with a different portfolio company consisting of $0.5 million of unfunded commitments to provide debt financing. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheets.
Related Party Transactions
     Concurrent with the Formation Transactions, we entered into a number of business relationships with affiliated or related parties, including the following:
•	Fidus Investment GP, LLC, our general partner, entered into a new limited partnership agreement with FIC, in its capacity as our sole limited partner, which allows for Fidus Investment Advisors, LLC to manage the day-to-day operating and investing activity of the Fund and receive a base management fee directly from the Fund. Edward Ross, our chairman and chief executive officer, Cary Schaefer, our chief financial officer and chief compliance officer, and Thomas Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

•	We received a capital contribution of $21.1 million from our parent company, FIC, from the proceeds of its initial public offering in June 2011.

     In addition, we have adopted a formal joint code of ethics that governs the conduct of our and Fidus Investment Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Partnership Law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2011, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the balance sheets as of June 30, 2011, and December 31, 2010 were to remain constant, a hypothetical 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
     Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.
Item 4. Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our prospectus dated June 20, 2011 and filed with the SEC on June 22, 2011 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None

Item 3. Defaults Upon Senior Securities.
     None
Item 4. [Removed and Reserved].
Item 5. Other Information.
     None

Item 6. Exhibits.

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS MEZZANINE CAPITAL, L.P.
Date: August 4, 2011	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.