Form 10-Q
period 2011-09-30
FIDUS MEZZANINE CAPITAL LP
filed 2011-11-03
CIK 1404641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 814-00862

Fidus Mezzanine Capital, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8435835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 820

Evanston, Illinois, 60201

(Address and zip code of principal executive offices)

(847) 859-3940

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FIDUS MEZZANINE CAPITAL, L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Statements of Assets and Liabilities

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Investments, at fair value
Control investments (cost: $28,859,800 and $26,985,897, respectively)	$37,336,492	$29,419,402
Affiliate investments (cost: $29,928,888 and $24,413,389, respectively)	30,349,492	26,860,320
Non-control/non-affiliate investments (cost: $114,415,001 and $93,907,155, respectively)	112,429,238	85,061,756

Total investments at fair value (cost: $173,203,689 and $145,306,441, respectively)	180,115,222	141,341,478
Cash and cash equivalents	2,938,901	1,757,139
Interest receivable	2,323,616	1,141,357
Deferred financing costs (net of accumulated amortization of $1,043,612 and $812,118, respectively)	2,602,576	2,795,257
Prepaid expenses and other assets	415,690	341,558

Total assets	$188,396,005	$147,376,789

LIABILITIES
SBA debentures	$96,750,000	$93,500,000
Accrued interest payable	417,760	1,638,862
Due to affiliates	243,739	958
Accounts payable and other liabilities	223,476	232,305

Total liabilities	97,634,975	95,372,125

NET ASSETS
Partners’ capital	90,761,030	52,004,664

Total net assets	90,761,030	52,004,664

Total liabilities and net assets	$188,396,005	$147,376,789

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Income:
Interest and fee income
Control investments	$871,795	$791,892	$2,545,183	$2,290,392
Affiliate investments	1,102,565	530,198	3,027,253	1,557,728
Non-control/non-affiliate investments	3,816,417	2,878,164	10,062,551	8,731,946

Total interest and fee income	5,790,777	4,200,254	15,634,987	12,580,066
Dividend income
Control investments	124,697	112,815	361,073	326,668
Non-control/non-affiliate investments	11,320	—	11,320	208,148

Total dividend income	136,017	112,815	372,393	534,816
Interest on idle funds and other income	18,661	19,260	51,125	55,107

Total investment income	5,945,455	4,332,329	16,058,505	13,169,989

Expenses:
Base management fee	705,159	1,036,213	2,740,562	3,108,333
Less: management fee offset	—	(49,240)	(430,208)	(339,240)
Interest expense	1,376,205	1,270,979	4,095,257	3,608,583
Professional fees	132,958	44,324	297,571	95,008
Other general and administrative expenses	50,944	9,860	143,010	381,822

Total expenses	2,265,266	2,312,136	6,846,192	6,854,506

Net investment income	3,680,189	2,020,193	9,212,313	6,315,483

Net realized and unrealized gains (losses) on investments:
Realized loss on non-control/non-affiliate investments	—	(1,000)	(7,935,430)	(3,307)
Net change in unrealized appreciation (depreciation) on investments	490,836	1,651,382	10,876,497	(7,801,924)

Net gain (loss) on investments	490,836	1,650,382	2,941,067	(7,805,231)

Net increase (decrease) in net assets resulting from operations	$4,171,025	$3,670,575	$12,153,380	$(1,489,748)

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Statements of Changes in Net Assets (unaudited)

	General Partner	Limited Partners	Total Net Assets
Balances at December 31, 2009	$4,504,972	$43,975,979	$48,480,951
Capital distributions	(130,805)	(1,369,195)	(1,500,000)
Net investment income	792,206	5,523,277	6,315,483
Realized loss on investments	(288)	(3,019)	(3,307)
Net change in unrealized depreciation on investments	(680,355)	(7,121,569)	(7,801,924)

Balances at September 30, 2010	$4,485,730	$41,005,473	$45,491,203

Balances at December 31, 2010	$5,111,894	$46,892,770	$52,004,664
Capital contributions	612,534	27,490,452	28,102,986
Capital distributions	(130,805)	(1,369,195)	(1,500,000)
Net investment income	572,422	8,639,891	9,212,313
Realized loss on investments	(691,997)	(7,243,433)	(7,935,430)
Net change in unrealized appreciation on investments	905,714	9,970,783	10,876,497

Balances at September 30, 2011	$6,379,762	$84,381,268	$90,761,030

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$12,153,380	$(1,489,748)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	(10,876,497)	7,801,924
Realized loss on investments	7,935,430	3,307
Interest and dividend income paid-in-kind	(3,125,259)	(3,273,649)
Accretion of original issue discount	(492,048)	(479,982)
Accretion of origination fees	(3,803)	—
Amortization of deferred financing costs	271,494	258,823
Purchase of investments	(37,641,858)	(13,401,778)
Principal payments received on debt securities	5,285,791	13,612,240
Proceeds from loan origination fees	144,500	—
Changes in operating assets and liabilities:
Interest receivable	(1,182,259)	(245,767)
Prepaid expenses and other assets	(74,132)	(42,229)
Accrued interest payable	(1,221,102)	(903,476)
Due to affiliates	242,781	(157,870)
Accounts payable and other liabilities	(8,829)	(48,005)

Net cash (used in) provided by operating activities	(28,592,411)	1,633,790

Cash Flows from Financing Activities
Proceeds from SBA debentures	3,250,000	12,500,000
Payment of deferred financing costs	(78,813)	(603,125)
Capital contributions	28,102,986	—
Capital distributions	(1,500,000)	(1,500,000)

Net cash provided by financing activities	29,774,173	10,396,875

Net increase in cash and cash equivalents	1,181,762	12,030,665

Cash and cash equivalents:
Beginning of year	1,757,139	2,671,884

End of period	$2,938,901	$14,702,549

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,044,865	$4,253,234

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Schedule of Investments — September 30, 2011 (unaudited)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments(5)

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	9/6/2013	$4,413,879	$4,413,879	$4,413,879
Preferred Interest(6)		0.0%/10.0%	9/3/2014		5,004,096	5,004,096

Sub Total					9,417,975	9,417,975	10%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	8,617,975	8,617,975	8,617,975
Subordinated Note		0.0%/14.0%	2/1/2014	10,819,042	10,553,460	10,819,042
Warrant (213,381 units)(7)					—	7,158,400
Common Units (51,946 units)(7)					270,390	1,323,100

Sub Total					19,441,825	27,918,517	31%

Total Control Investments					28,859,800	37,336,492	41%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		13.0%/3.0%	10/15/2015	8,308,552	8,308,552	7,929,000
Common Units (1,000 units)(7)					1,000,000	376,700

Sub Total					9,308,552	8,305,700	9%

Medsurant Holdings, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	4/12/2016	4.250,000	3,238,844	4,209,000
Preferred Units (40,750 units)(7)					500,000	500,000
Warrant (110,050 units)(7)					1,100,500	1,100,500

Sub Total					4,839,344	5,809,500	6%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,177,302	6,177,302	6,177,302
Common Units (107,143 units)(7)					1,500,000	2,325,300

Sub Total					7,677,302	8,502,602	9%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,003,690	7,003,690	7,003,690
Common Units (1,100,000 units)					1,100,000	728,000

Sub Total					8,103,690	7,731,690	9%

Total Affiliate Investments					29,928,888	30,349,492	33%

Non-Control/Non-Affiliate Investments(5)

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	2/9/2014	6,241,146	6,241,146	6,241,146
Subordinated Note		12.0%/2.0%	2/9/2014	2,108,299	1,968,410	2,108,299
Warrant (1,011 shares)					285,000	651,000
Common Shares (148 shares)					110,374	110,374

Sub Total					8,604,930	9,110,819	10%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/29/2016	7,600,000	7,076,812	7,076,812
Warrant (2.5%)					485,188	485,188

Sub Total					7,562,000	7,562,000	8%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2015	3,452,820	3,452,820	3,452,820
Preferred Units (11,628 units)(7)					1,162,786	1,460,740
Common Units (4,464 units)(7)					4,464	177,600

Sub Total					4,620,070	5,091,160	6%

Casino Signs & Graphics, LLC	Niche Manufacturing
Senior Secured Loan (8)		2.0%/0.0%	12/31/2016	4,500,000	4,500,000	—	0%

Fairchild Industrial Products Company	Industrial Products
Subordinated Note		12.0%/0.0%	7/24/2014	650,000	650,000	650,000
Subordinated Note		13.0%/3.0%	7/24/2014	8,500,000	8,500,000	8,500,000

Sub Total					9,150,000	9,150,000	10%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	11,970,146	12,500,000
Warrant (71 shares)					750,000	2,116,600

Sub Total					12,720,146	14,616,600	16%

Innovative Product Achievements, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,293,862	6,264,171	6,264,171	7%

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Schedule of Investments — September 30, 2011 (unaudited)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	$5,142,745	$5,142,745	$5,142,745
Common Units (499 units)					500,000	349,800

Sub Total					5,642,745	5,492,545	6%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,519,444	3,502,420	3,502,420
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,709,362	1,709,362
Preferred Equity (500 shares)(6)		0.0%/15.0%			476,929	476,929
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,756,119	5,756,119	6%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/2.5%	3/18/2015	7,479,010	7,479,010	7,479,010
Preferred Equity (750,000 shares)					750,000	443,800

Sub Total					8,229,010	7,922,810	9%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		14.0%/1.5%	2/27/2014	8,000,000	8,000,000	8,240,000	9%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	1,300,000

Sub Total					8,125,000	8,125,000	9%

Restoration Holdco, LLC	Restoration & Mitigation Services
Revolver ($500,000 commitment)		13.0%/0.0%	8/11/2013	300,000	295,339	295,339
Senior Secured Loan		13.0%/0.0%	8/11/2016	4,272,861	4,233,465	4,233,465
Warrant (9.5 shares)					127,139	127,139

Sub Total					4,655,943	4,655,943	5%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,275,786	4,334,700
Warrant (24 shares)					710,000	342,400

Sub Total					4,985,786	4,677,100	5%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,750,000	10,577,086	10,750,000
Warrant (263 shares)					276,070	322,500

Sub Total					10,853,156	11,072,500	12%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,904,019	3,836,600
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	207,400

Sub Total					4,745,925	4,692,471	5%

Total Non-Control/Non-Affiliate Investments					114,415,001	112,429,238	124%

Total Investments					$173,203,689	$180,115,222	198%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing.
(7)	Investment is held by a wholly-owned subsidiary of the Fund.
(8)	Investment was on non-accrual status at September 30, 2011.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments(5)

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	9/6/2013	$4,314,967	$4,314,967	$4,314,967
Preferred Interest(6)		0.0%/10.0%	9/3/2014		4,643,025	4,643,026

Sub Total					8,957,993	8,957,993	17%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		0.0%/14.0%	2/1/2014	8,348,609	8,348,609	8,348,609
Subordinated Note		0.0%/14.0%	2/1/2014	9,757,158	9,408,905	9,757,159
Warrant (213,381 units)(7)					—	2,022,010
Common Units (51,946 units)(7)					270,390	333,631

Sub Total					18,027,905	20,461,409	39%

Total Control Investments					26,985,897	29,419,402	57%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		13.0%/3.0%	10/15/2015	8,124,876	8,124,876	8,124,876
Common Units (1,000 units)(7)					1,000,000	1,000,000

Sub Total					9,124,876	9,124,876	18%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	5,993,043	5,993,043	6,052,975
Common Units (107,143 units)(7)					1,500,000	3,887,000

Sub Total					7,493,043	9,939,975	19%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	6,795,470	6,795,470	6,795,470
Common Units (1,000,000 units)					1,000,000	1,000,000

Sub Total					7,795,470	7,795,470	15%

Total Affiliate Investments					24,413,389	26,860,320	52%

Non-Control/Non-Affiliate Investments(5)

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	2/9/2014	6,020,894	6,020,894	6,020,894
Subordinated Note		12.0%/2.0%	2/9/2014	2,076,936	1,894,690	2,076,938
Warrant (1,011 shares)					285,000	384,700

Sub Total					8,200,583	8,482,532	16%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2015	8,059,822	8,059,822	8,059,822
Preferred Units (11,628 units)(7)					1,162,786	1,376,490
Common Units (4,464 units)(7)					4,464	219,400

Sub Total					9,227,072	9,655,712	19%

Casino Signs & Graphics, LLC	Niche Manufacturing
Senior Secured Loan		2.0%/0.0%	12/31/2016	4,500,000	4,500,000	1,163,828	2%

Fairchild Industrial Products Company	Industrial Products
Subordinated Note		13.0%/0.0%	7/24/2014	650,000	650,000	650,000
Subordinated Note		13.0%/4.0%	7/24/2014	8,500,000	8,500,000	8,500,000

Sub Total					9,150,000	9,150,000	18%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	11,859,958	12,500,000
Warrant (71 shares)					750,000	2,080,000

Sub Total					12,609,958	14,580,000	28%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,027,500	5,027,500	5,027,500
Common Units (499 units)					500,000	500,000

Sub Total					5,527,500	5,527,500	11%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/2.5%	3/18/2015	7,340,513	7,340,513	7,340,513
Preferred Equity (750,000 shares)					750,000	663,000

Sub Total					8,090,513	8,003,513	15%

FIDUS MEZZANINE CAPITAL, L.P.

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		14.0%/1.5%	2/27/2014	$8,000,000	$8,000,000	$8,240,000	16%

Pure Earth, Inc.	Environmental Services
Preferred Equity (6,300 shares)(8)		10.0%/4.0%	3/3/2013		6,104,575	—
Preferred Equity (50,000 shares)(8)		0.0%/15.0%	N/A		516,913	—
Warrant (767,375 shares)					1,307,457	—

Sub Total					7,928,945	—	0%

Simplex Manufacturing Co.	Aerospace Manufacturing
Senior Secured Loan(9)		N/A	1/13/2011	—	—	—
Senior Secured Loan		14.0%/0.0%	10/31/2013	4,550,000	4,182,280	4,139,000
Warrant (24 shares)					710,000	150,000

Sub Total					4,892,280	4,289,000	8%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	11,000,000	10,786,012	11,000,000
Warrant (263 shares)					276,070	456,200

Sub Total					11,062,082	11,456,200	22%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,876,315	3,865,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	—

Sub Total					4,718,221	4,513,471	9%

Total Non-Control/Non-Affiliate Investments					93,907,155	85,061,756	164%

Total Investments					$145,306,441	$141,341,478	272%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing.
(7)	Investment is held by a wholly-owned subsidiary of the Fund.
(8)	Investment was on non-accrual status at December 31, 2010.
(9)	The entire commitment was unfunded at December 31, 2010. As such, no interest is being earned on this investment.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS MEZZANINE CAPITAL, L.P.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Organization and Nature of Business

Fidus Mezzanine Capital, L.P. (“the Fund”), provides customized mezzanine debt and equity financing solutions to lower middle-market companies. The Fund commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company, also called an SBIC, under the authority of the United States Small Business Administration (“SBA”). The SBIC license allows the Fund to obtain leverage by issuing SBA-guaranteed debentures, which we describe as SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. As an SBIC, the Fund is subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.

Fidus Investment Corporation, a Maryland corporation (“FIC”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of the Fund and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that priced on June 20, 2011 and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes, FIC intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2011.

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

On June 20, 2011, FIC announced the pricing of its initial public offering (the “Offering”) of 4,670,000 shares of its common stock at the offering price of $15.00 per share resulting in net proceeds of $63,853,187, after deducting underwriting fees and transaction costs. On July 14, 2011, FIC’s underwriters purchased 700,500 shares of FIC’s common stock at the public offering price of $15.00 per share to cover over-allotments resulting in proceeds to FIC of $9,771,975, net of underwriting fees of $735,525. The Fund received a capital contribution from FIC of $21,102,986 during June 2011 from the proceeds of the Offering. As of September 30, 2011, FIC had 9,427,021 shares of common stock outstanding.

The management agreement between the Fund and Fidus Capital, LLC (the Fund’s former investment advisor) was terminated in conjunction with the Formation Transactions. For all periods subsequent to the consummation of the Formation Transactions and the Offering, the Fund pays a quarterly base management fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under a limited partnership agreement (the “LP Agreement”) with FIC in its capacity as the Fund’s sole limited partner. The investment professionals of the Investment Advisor are the same as those of Fidus Capital, LLC.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the Fund’s audited financial statements and notes thereto for the period ended December 31, 2010.

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

Fair value of financial instruments: The Fund applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Fund believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, SBA debentures, accounts payable and accrued liabilities approximate the fair values of such items due to their short maturity or comparable interest rates. The Fund accounts for its portfolio investments at fair value. See Note 4 to the consolidated financial statements.

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

Deferred financing costs: Deferred financing costs include SBA debenture commitment and leverage fees which have been capitalized and are amortized on a straight-line basis into interest expense over the term of the debenture agreement (10 years). Deferred financing costs also include costs related to the Fund’s previous revolving credit facility. These costs have been capitalized and are amortized into interest expense over the term of the credit facility.

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

Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Fund historically recorded transaction fees provided in connection with the Fund’s investments as a direct offset to management fee expense. After completion of the Formation Transactions, all transaction fees received in connection with the Fund’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Fund recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services and prepayment penalties for the three and nine months ended September 30, 2011 totaled $279,375 and $419,792, respectively.

The Fund also typically receives upfront loan origination or closing fees in connection with investments. After completion of the Formation Transactions, such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our balance sheet and amortized as additional interest income over the life of the investment.

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

Income taxes: Because the Fund is wholly-owned by FIC, the Fund is disregarded for federal tax purposes and, therefore, is treated as a division of FIC. Accordingly, the Fund is not subject to federal income taxes and FIC is treated as realizing all of the Fund’s items of income, gain, deductions, loss and credit for federal income tax purposes.

The Fund has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one of its portfolio investments listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit FIC to indirectly hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass through entities) in order to allow FIC to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with FIC for income tax purposes and may generate either income from any tax distributions received from the portfolio company or income tax expense as a result of their ownership of the portfolio companies. Any such income or expense is reflected in the consolidated statements of operations.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2011 and December 31, 2010. The 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

Allocations and distributions of the Fund: Prior to the consummation of the Formation Transactions, net profits and losses were generally allocated to the partners of the Fund as follows: first, 100% to all partners in proportion to their respective commitments until the cumulative amount of net profit allocated to the limited partners equals the preferred return, as defined in the partnership agreement; second, 100% to the general partner until the general partner has been allocated on a cumulative basis an amount of net profit equal to 20% of the cumulative amounts previously allocated to all partners; and thereafter, 80% to all partners in proportion to their respective commitments, and 20% to the general partner.

In addition, prior to the consummation of the Formation Transactions, distributions from the Fund were made in the following order and amounts: first, 100% to all partners in proportion to their respective commitments until the limited partners have received distributions equal to their funded capital contributions related to investments or partnership expenses, as of the date of distribution; second, 100% to all partners in proportion to their respective commitments until the limited partners have received current or prior distributions equal to the preferred return, as defined in the partnership agreement, as of the date of distribution; third, to the general partner until the general partner has received current or prior distributions (including tax distributions attributable to its carried interest, as defined in the partnership agreement) equal to 20% of the cumulative distributions made to all partners; and any remaining balance was distributed 80% to all partners in proportion to their respective commitments, and 20% to the general partner. The partnership agreement also included, among other things, provisions for in-kind distributions, escrow of certain distributions and tax distributions. The Fund’s ability to make distributions is limited by the SBIC Act. In the nine months ended September 30, 2011 and 2010, the Fund made distributions totaling $1,500,000 to its partners in each period.

Recent accounting pronouncements: In May 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Fund is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

Note 3. Portfolio Company Investments

The Fund’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Fund also often receives nominally priced equity warrants and/or makes direct equity investments. The Fund’s warrants or equity investments may be in a holding company related to the portfolio company. In addition, the Fund periodically makes equity investments in its portfolio companies through wholly-owned taxable subsidiaries that own the equity securities of the underlying operating companies. In both situations, the name of the operating company is reflected on the consolidated schedule of investments.

As of September 30, 2011, the Fund had debt and equity investments in 22 portfolio companies with an aggregate fair value of $180,115,222 and a weighted average effective yield on its debt investments of 15.5%. At September 30, 2011, the Fund held equity ownership in 81.8% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. As of December 31, 2010, the Fund held debt and equity investments in 17 portfolio companies with an aggregate fair value of $141,341,478 and a weighted average effective yield on its debt investments of 15.0%. At December 31, 2010, the Fund held equity ownership in 82.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.8%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2011 and December 31, 2010, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the nine months ended September 30, 2011 and 2010 totaled $37,641,858 and $13,401,778, respectively. Repayments of portfolio investments for the nine months ended September 30, 2011 and 2010 totaled $5,285,791 and $13,612,240, respectively. During the three months ended September 30, 2011, one of the Company’s senior secured loans in the amount of $4,139,000 was converted to a subordinated note in a non-cash exchange.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	September 30, 2011		December 31, 2010
Cost:
Senior secured loans	$22,844,734	13.2%	$19,468,293	13.4%
Subordinated notes	132,685,176	76.6	104,864,032	72.2
Equity	13,679,039	7.9	17,452,154	12.0
Warrants	3,994,740	2.3	3,521,962	2.4

Total	$173,203,689	100.0%	$145,306,441	100.0%

Fair value:
Senior secured loans	$19,487,804	10.8%	$16,302,829	11.6%
Subordinated notes	133,472,444	74.1	106,323,193	75.2
Equity	14,576,439	8.1	13,622,546	9.6
Warrants	12,578,535	7.0	5,092,910	3.6

Total	$180,115,222	100.0%	$141,341,478	100.0%

All investments made by the Fund as of September 30, 2011 and December 31, 2010 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2011		December 31, 2010
Cost:
Midwest	$61,224,797	35.4%	$40,796,916	28.1%
Southwest	31,865,052	18.4	30,239,168	20.8
Northeast	28,107,484	16.2	29,452,499	20.3
Southeast	28,263,251	16.3	26,467,585	18.2
West	23,743,105	13.7	18,350,273	12.6

Total	$173,203,689	100.0%	$145,306,441	100.0%

Fair value:
Midwest	$62,577,743	34.7%	$43,401,076	30.7%
Southwest	41,113,590	22.8	34,914,855	24.7
Northeast	28,091,173	15.6	21,805,502	15.4
Southeast	28,428,141	15.8	26,809,225	19.0
West	19,904,575	11.1	14,410,820	10.2

Total	$180,115,222	100.0%	$141,341,478	100.0%

At September 30, 2011, the Fund had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 15.5% of the fair value of the portfolio and 11.2% of cost as of September 30, 2011. At December 31, 2010, the Fund had two portfolio company investments that each represented more than 10% of the total investment portfolio. Such investments represented 24.8% of the fair value of the portfolio and 21.1% of cost as of December 31, 2010.

As of September 30, 2011, there was one investment on non-accrual status which comprised 0.0% of the total portfolio on a fair value basis and 2.6% of the portfolio on a cost basis. As of December 31, 2010, there was one investment on non-accrual status which comprised 0.0% of the total portfolio on a fair value basis, and 5.5% of the total portfolio on a cost basis. The investment on non-accrual status at December 31, 2010 was written off in the first quarter of 2011.

Note 4. Fair Value Measurements

The Fund has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with ASC Topic 820. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. Because the Fund’s portfolio investments generally do not have readily ascertainable market values, the Fund values its portfolio investments at fair value, as determined in good faith by the Board of Directors (“Board”), based on the input of the Fund’s investment advisor, the audit committee and an independent valuation firm, and under a valuation policy and a consistently applied valuation process.

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Fund’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for investments classified as Level 3. As of September 30, 2011 and December 31, 2010, all of the Fund’s portfolio company investments are classified as Level 3. The fair value of the Fund’s total portfolio investments at September 30, 2011 and December 31, 2010 was $180,115,222 and $141,341,478, respectively.

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

•

the board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available. The Fund will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. As of September 30, 2011, the Board consulted with the independent valuation firm in arriving at the Fund’s determination of fair value on eight of its portfolio company investments representing 49.3% of the total portfolio investments at fair value. As of December 31, 2010, the previous general partner consulted with the independent valuation firm in arriving at the Fund’s determination of fair value on 16 of its portfolio company investments representing 100.0% of the total portfolio investments at fair value;

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

Financial instruments classified as Level 3 in the fair value hierarchy represent the Fund’s investments in portfolio companies, see the consolidated schedules of investments for further description. The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2009	$14,801,858	$89,203,733	$17,690,221	$1,204,444	$122,900,256
Realized loss on investments	—	—	(3,307)	—	(3,307)
Net unrealized appreciation (depreciation)	(2,158,709)	232,114	(7,397,585)	1,522,256	(7,801,924)
Purchases of investment securities	250,000	12,398,471	3,307	750,000	13,401,778
Repayments of investments received	(700,000)	(12,912,240)	—	—	(13,612,240)
Interest and dividend income paid-in-kind	—	2,866,625	407,024	—	3,273,649
Accretion of original issue discount	127,985	224,202	127,795	—	479,982

Balance, September 30, 2010	$12,321,134	$92,012,905	$10,827,455	$3,476,700	$118,638,194

Balance, December 31, 2010	$16,302,829	$106,323,193	$13,622,546	$5,092,910	$141,341,478
Realized loss on investments	—	—	(6,627,973)	(1,307,457)	(7,935,430)
Net unrealized appreciation (depreciation)	(234,748)	(628,611)	4,727,008	7,012,848	10,876,497
Purchases of investment securities	7,972,362	25,406,798	2,482,464	1,780,234	37,641,858
Repayments of investments received	(500,000)	(4,785,791)	—	—	(5,285,791)
Non-cash conversion of security types	(4,139,000)	4,139,000	—	—	—
Interest and dividend income paid-in-kind	—	2,753,769	371,490	—	3,125,259
Loan origination fees received	(49,000)	(95,500)	—	—	(144,500)
Accretion of origination fees	1,531	2,272	—	—	3,803
Accretion of original issue discount	133,830	357,314	904	—	492,048

Balance, September 30, 2011	$19,487,804	$133,472,444	$14,576,439	$12,578,535	$180,115,222

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments still held at September 30, 2011 and 2010, was $2,947,553 and $(7,801,924), respectively.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund and Fidus Mezzanine Capital GP, LLC, the Fund’s general partner prior to the consummation of the Formation Transactions, had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the three and nine months ended September 30, 2011 were $0 and $1,958,755 and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $0 and $430,208, respectively. Gross management fees under the previous management agreement for the three and nine months ended September 30, 2010 totaled $1,036,213 and $3,108,333 and were partially offset by the management fee offset of $49,240 and $339,240, respectively.

New partnership agreement: Fidus Investment GP, LLC, the Fund’s general partner following the consummation of the Formation Transactions, entered into a new limited partnership agreement with FIC, in its capacity as sole limited partner of the Fund, which allows for Fidus Investment Advisors LLC to manage the day-to-day operating and investing activity of the Fund. For providing these services, the Investment Advisor receives a base management fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. However, for services rendered prior to the Fund’s first full quarter of operations, the base management fee is payable monthly in arrears. For services rendered after such time, the base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Fund’s operations, the base management fee is calculated based on the initial value of the Fund’s total assets (other than cash or cash equivalents but including asset with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the new agreement for the three and nine months ended September 30, 2011 totaled $705,159 and $781,807, respectively.

During June 2011, the Fund received a capital contribution of $21,102,986 from FIC from the proceeds of the Offering.

Note 6. Debt

        Credit facility: In April 2009, the Fund obtained an $8,000,000 unsecured line of credit with American Bank & Trust. In June 2010, the Fund amended its unsecured line of credit, decreasing the committed amount to $5,000,000 and extending the term to June 3, 2011. In June 2011, the Fund amended the agreement to extend the term to September 3, 2011. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. There were no principal borrowings outstanding on the unsecured line of credit as of December 31, 2010. For both the three months ended September 30, 2011 and 2010, interest and fee amortization expense on the unsecured line of credit amounted to $0. For the nine months ended September 30, 2011 and 2010, interest and fee amortization expense on the unsecured line of credit amounted to $39,572 and $11,667, respectively.

SBA debentures: The Fund uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. The SBA made an initial commitment to issue $100,000,000 in the form of debenture securities to the Fund on or before September 30, 2012, and during 2010 made a commitment to issue an additional $30,000,000 on or before September 30, 2014. Unused commitments at September 30, 2011 and December 31, 2010 were $33,250,000 and $36,500,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Fund’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2011 and December 31, 2010, the Fund has issued SBA debentures which mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2011	December 31, 2010
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
9/21/2011	9/1/2021	3.594	3,250,000	—

			$96,750,000	$93,500,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2011 and 2010, interest and fee amortization expense on outstanding SBA debentures amounted to $1,376,205 and $1,270,979, respectively. For the nine months ended September 30, 2011 and 2010, interest and fee amortization expense on outstanding SBA debentures amounted to $4,055,685 and $3,596,916, respectively. As of September 30, 2011 and December 31, 2010, accrued interest payable totaled $417,760 and $1,638,862, respectively. The weighted average fixed interest rate for all SBA debentures as of both September 30, 2011 and December 31, 2010 was 5.3%.

Deferred financing costs as of September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010
SBA debenture commitment fees	$1,300,000	$1,300,000
SBA debenture leverage fees	2,346,188	2,267,375
Line of credit fees	—	40,000

Subtotal	3,646,188	3,607,375
Accumulated amortization	(1,043,612)	(812,118)

Net deferred financing costs	$2,602,576	$2,795,257

Note 7. Commitments and Contingencies

Commitments: As of September 30, 2011, the Fund had two off-balance sheet arrangements with two portfolio companies consisting of $4,700,000 of unfunded commitments to provide debt financing. At December 31, 2010, the Fund had one outstanding revolver commitment to a portfolio company for $500,000, all of which was unfunded. Such commitments involve elements of credit risk in excess of the amounts recognized in the consolidated statements of assets and liabilities.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011(1)	2010(1)
Ratio to average net assets (annualized)(2):
Total expenses	12.5%	20.2%
Net investment income	16.8%	18.6%
Total return(3)	16.7%	(3.3)%
Net assets at end of period	$90,761,030	$45,491,203
Average debt outstanding	$95,312,500	$88,825,000
Portfolio turnover ratio (annualized)	4.5%	14.3%

(1)	Ratios and information presented above combine amounts for both the managing investors (the general partner) and the non-managing investors (limited partners).
(2)	Average net assets used for annualized ratios, based on the average of the beginning and ending amounts of each quarter in the period.
(3)	Total return based on the net increase (decrease) in net asset resulting from operations during the period divided by average net assets and is not annualized.

These financial highlights may not be indicative of the future performance of the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Mezzanine Capital, L.P.’s consolidated financial statements and related notes appearing in our prospectus dated June 20, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 22, 2011, in accordance with Rule 497 of the Securities Act of 1933, as amended (the “1933 Act”). The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” and “our” refer to Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries.

Forward Looking Statements

Some of the statements in this quarterly report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a business development company;

•	our dependence on key personnel of our investment advisor;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our use of leverage;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	actual and potential conflicts of interest with our investment advisor;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting us operating as an SBIC fund;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to maintain our qualification as a business development company;

•	risks associated with the timing, form and amount of any distributions;

•	changes in laws or regulations applicable to us;

•	our ability to obtain exemptive relief from the SEC;

•	possible resignation of our investment advisor;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our prospectus dated June 20, 2011, filed with the SEC on June 22, 2011 in accordance with Rule 497 of the 1933 Act. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

Business Overview

We provide customized mezzanine debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. We were formed in February 2007 and are licensed by the United States Small Business Administration (“SBA”) as a Small Business Investment Company (“SBIC”). Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.

Fidus Investment Corporation (“FIC”) was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of the Fund and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in the Fund becoming a wholly-owned SBIC subsidiary of FIC. Immediately following the Formation Transactions, the Fund elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and our investment activities have been managed by Fidus Investment Advisors, LLC (our “Investment Advisor”) and supervised by our board of directors.

We are eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, to make additional investments. As of September 30, 2011, we had investments in 22 portfolio companies with an aggregate fair value of $180.1 million and cost of $173.2 million.

In connection with FIC’s initial public offering of common stock and our election to be regulated as a BDC, we applied for exemptive relief from the SEC on March 15, 2011 and filed an amended application on August 9, 2011 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The requested relief would permit Fidus Investment Corporation and Fidus Mezzanine Capital, L.P. to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements issued by a BDC and its SBIC subsidiary. The fourth exemption described would allow FIC to exclude any indebtedness guaranteed by the SBA and issued by us from the applicable 200% asset coverage requirements. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2011, we invested $37.6 million in six new and three existing portfolio companies. The new investments consisted primarily of senior term loans ($7.9 million, or 21.2%), subordinated notes ($25.4 million, or 67.5%), warrants ($1.8 million, or 4.7%) and equity securities ($2.5 million, or 6.6%). During the nine months ended September 30, 2011, we received proceeds from repayments of principal of $5.3 million. During the year ended December 31, 2010, we invested $31.7 million in three new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($25.4 million, or 80.4%), senior secured loans ($4.0 million, or 12.5%), warrants ($0.8 million, or 2.4%) and equity securities ($1.5 million, or 4.7%). Additionally, we received proceeds from repayments of principal of $14.3 million during the year ended December 31, 2010.

As of September 30, 2011, our investment portfolio totaled $180.1 million and consisted of 22 portfolio companies. As of September 30, 2011, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $6.9 million as of September 30, 2011. Our average portfolio company investment at amortized cost was $7.9 million as of September 30, 2011.

As of December 31, 2010, our investment portfolio totaled $141.3 million and consisted of 17 portfolio companies. As of December 31, 2010, our debt portfolio was entirely comprised of fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $4.0 million as of December 31, 2010. Our average portfolio company investment at amortized cost was $8.5 million as of December 31, 2010.

The weighted average yield on debt investments at their cost basis at September 30, 2011 and December 31, 2010 was 15.5% and 15.0%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of September 30, 2011	As of December 31, 2010
Cost
Senior secured loans	13.2%	13.4%
Subordinated notes	76.6	72.2
Equity	7.9	12.0
Warrants	2.3	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	10.8%	11.6%
Subordinated notes	74.1	75.2
Equity	8.1	9.6
Warrants	7.0	3.6

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of September 30, 2011	As of December 31, 2010
Cost
Midwest	35.4%	28.1%
Southwest	18.4	20.8
Northeast	16.2	20.3
Southeast	16.3	18.2
West	13.7	12.6

Total	100.0%	100.0%

Fair value
Midwest	34.7%	30.7%
Southwest	22.8	24.7
Northeast	15.6	15.4
Southeast	15.8	19.0
West	11.1	10.2

Total	100.0%	100.0%

The following tables show the industry composition of our portfolio at cost and fair value:

	As of September 30, 2011	As of December 31, 2010
Cost
Transportation services	11.2%	12.4%
Movie theaters	7.3	8.7
Healthcare services	9.0	7.6
Niche manufacturing	2.6	3.1
Retail cleaning	4.4	5.1
Laundry services	2.7	6.3
Industrial products	5.3	6.3
Electronic components supplier	5.4	6.3
Specialty distribution	5.4	6.2
Printing services	5.0	5.6
Industrial cleaning & coatings	4.6	5.5
Commercial cleaning	4.8	5.6
Specialty cracker manufacturer	4.7	5.4
Government information technology services	3.3	3.8
Oil & gas services	2.7	3.2
Aerospace & defense manufacturing	7.6	3.4
Apparel distribution	3.3	—
Restoration & mitigation services	2.7	—
Furniture rental	4.4	—
Healthcare products	3.6	—
Environmental services	—	5.5

Total	100.0%	100.0%

	As of September 30, 2011	As of December 31, 2010
Fair Value
Transportation services	15.5%	14.5%
Movie theaters	8.1	10.3
Healthcare services	9.4	8.1
Niche manufacturing	—	0.8
Retail cleaning	4.7	7.0
Laundry services	2.8	6.8
Industrial products	5.1	6.5
Electronic components supplier	4.6	6.5
Specialty distribution	5.2	6.4
Printing services	5.1	6.0
Industrial cleaning & coatings	4.6	5.8
Commercial cleaning	4.4	5.7
Specialty cracker manufacturer	4.3	5.5
Government information technology services	3.0	3.9
Oil & gas services	2.6	3.2
Aerospace & defense manufacturing	7.1	3.0
Apparel distribution	3.2	—
Restoration & mitigation services	2.6	—
Furniture rental	4.2	—
Healthcare products	3.5	—
Environmental services	—	—

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$17,390	9.7%	$27,330	19.3%
2	147,344	81.8	97,739	69.2
3	15,381	8.5	15,108	10.7
4	—	—	—	—
5	—	—	1,164	0.8

Totals	$180,115	100.0%	$141,341	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of September 30, 2011 and December 31, 2010 was 2.0 and 1.9, respectively. As of September 30, 2011, we had one investment on non-accrual status which represented 0.0% of the total fair value of our portfolio and 2.6% of the total cost of our portfolio. As of December 31, 2010, we had one investment on non-accrual which represented 0.0% of the total fair value of our portfolio and 5.5% of the total cost of our portfolio.

Results of Operations

Comparison of three months ended September 30, 2011 and September 30, 2010

Investment Income

For the three months ended September 30, 2011, total investment income was $5.9 million, an increase of $1.6 million, or 37.2% over the $4.3 million of total investment income for the three months ended September 30, 2010. The increase was primarily attributable to a $1.6 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.3 million in the three months ended September 30, 2011 compared to the prior year period.

Expenses

For the three months ended September 30, 2011, total expenses were $2.3 million, a 2.0% decrease, from the $2.3 million of total expenses for the three months ended September 30, 2010. The nominal decrease in total expenses was primarily attributable to a decrease in the management fee after offset, which was partially offset by an increase in interest expense and professional fees. The management fee after offset decreased $0.3 million, or 28.6%, primarily due to the new management fee payable pursuant to the LP Agreement. Interest expense increased $0.1 million as a result of higher average balances of SBA debentures outstanding during the three months ended September 30, 2011 than the comparable period in 2010. Professional fees increased $0.1 million primarily due to higher costs related to portfolio valuations.

Net Investment Income

As a result of the $1.6 million increase in total investment income and the nominal decrease in total expenses, net investment income for the three months ended September 30, 2011 was $3.7 million, or $1.7 million higher than the comparable period in 2010.

Net Increase in Net Assets Resulting From Operations

During the three months ended September 30, 2011, we recorded net unrealized appreciation on investments of $0.5 million comprised of unrealized appreciation on investments in six portfolio companies totaling $2.9 million and unrealized depreciation on investments in eight portfolio companies totaling $2.4 million. During the three months ended September 30, 2010, we recorded net unrealized appreciation of $1.7 million. For the three months ended September 30, 2011 and 2010, the total realized loss on investments was nominal.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2011, was $4.2 million, or an increase of $0.5 million compared to a net increase in net assets resulting from operations of $3.7 million during the three months ended September 30, 2010.

Comparison of nine months ended September 30, 2011 and September 30, 2010

Investment Income

For the nine months ended September 30, 2011, total investment income was $16.1 million, an increase of $2.9 million, or 21.9% over the $13.2 million of total investment income for the nine months ended September 30, 2010. The increase was primarily attributable to a $3.1 million increase in interest and fee income from investments, partially offset by a $0.2 million decrease in dividend income. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.4 million in the nine months ended September 30, 2011 compared to the prior year period. The decrease in dividend income is primarily attributable to one equity investment in a portfolio company that was placed on non-accrual status in 2010.

Expenses

For the nine months ended September 30, 2011, total expenses were $6.8 million, a decrease of 0.1%, over the $6.9 million of total expenses for the nine months ended September 30, 2010. The net increase in total expenses was primarily attributable to increased interest expense of $0.5 million and increased professional fees of $0.2 million partially offset by a decrease in management fee after offset of $0.5 million and other general and administrative expenses of $0.2 million. Interest expense increased $0.5 million as a result of higher average balances of SBA debentures outstanding during the nine months ended September 30, 2011 than the comparable period in 2010. Higher professional fees of $0.2 million were due to higher external valuation costs and other legal expenses. The management fee after offset decreased $0.5 million, or 16.6%, primarily due to lower management fees resulting from the new Investment and Advisory Agreement. Other general and administrative expenses decreased $0.2 million primarily due to the write-off of accrued dividends receivable in the second quarter of 2010 related to an investment placed on non-accrual.

Net Investment Income

As a result of the $2.9 million increase in total investment income and nominal decrease in total expenses, net investment income for the nine months ended September 30, 2011 was $9.2 million, which was $2.9 million higher than the comparable period in 2010.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2011, the total realized loss on investments was $7.9 million resulting from one non-control/non-affiliate investment. For the nine months ended September 30, 2010, the total realized loss on investments was nominal.

During the nine months ended September 30, 2011, we recorded net unrealized appreciation on investments of $10.9 million comprised of net unrealized appreciation on investments in six portfolio companies totaling $7.7 million and net unrealized depreciation on investments in eight portfolio companies totaling $4.8 million. In addition, we recorded net unrealized depreciation reclassification adjustments of $7.9 million related to a realized loss on the non-control/non-affiliate investment noted above. For the nine months ended September 30, 2010, we recorded $7.8 million in net unrealized depreciation.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2011, was $12.2 million, or an increase of $13.6 million compared to a net decrease in net assets resulting from operations of $1.5 million during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $1.2 million. During that period, we used $28.6 million in cash in operating activities, primarily due to new investments in portfolio companies of $37.6 million, partially offset by $5.3 million in portfolio company investment repayments. During the same period, we generated $29.8 million from financing activities, consisting primarily of capital contributions from partners prior to the Offering and Formation Transactions of $7.0 million and from a capital contribution from the proceeds of FIC’s Offering totaling $21.1 million. Additionally, we received proceeds from SBA debentures of $3.2 million net of financing costs. These increases were partially offset by capital distributions to partners of $1.5 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

For the nine months ended September 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $12.0 million. During that period, we provided $1.6 million in cash from operating activities including funding $13.4 million in new investments which were more than offset by $13.6 million in repayments. During the same period, we generated $10.4 million from financing activities consisting of $12.5 million in new SBA debenture borrowing partially offset by the payment of $0.6 million in deferred financing costs and $1.5 million in capital distributions.

Capital Resources

As of September 30, 2011, we had $2.9 million in cash and cash equivalents, and our net assets totaled $90.8 million. We believe that our current cash and cash equivalents, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies.

We anticipate that we will continue to fund our investment activities on a long-term basis, through additional SBA debenture financing. We are a licensed SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of September 30, 2011 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2011, Fidus Mezzanine Capital, L.P. had $96.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average interest rate of 5.3%. Based on its $75.0 million of regulatory capital as of September 30, 2011, Fidus Mezzanine Capital, L.P. has the current capacity to issue up to an additional $53.2 million of debentures guaranteed by the SBA. For more information on the SBA debentures we have issued, please see Note 6 to our consolidated financial statements.

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the secondary credit crisis in Europe (despite the recent European agreement intended to help resolve the Euro crisis), the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including through FIC’s recent public stock offering and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Valuation of Portfolio Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with generally accepted accounting principles in the United States, or “GAAP,” and the 1940 Act.

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

We also typically receive upfront debt origination or closing fees in connection with debt investments. Such upfront debt origination and closing fees are capitalized as unearned income offset against investments on our balance sheet and amortized as additional interest income over the life of the investment.

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

Recently Issued Accounting Standards

In May 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Fund is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2011, we had two off-balance sheet arrangements with two portfolio companies consisting of $4.7 million of unfunded commitments to provide debt financing. As of December 31, 2010, we had one off-balance sheet arrangement with a portfolio company consisting of $0.5 million of unfunded commitments to provide debt financing. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheets.

Related Party Transactions

Concurrent with the Formation Transactions, we entered into a number of business relationships with affiliated or related parties, including the following:

•

Fidus Investment GP, LLC, our general partner, entered into a new limited partnership agreement with FIC, in its capacity as our sole limited partner, which allows for Fidus Investment Advisors, LLC to manage the day-to-day operating and investing activity of the Fund and receive a base management fee directly from the Fund. Edward H. Ross, our chairman and principal executive officer, Cary L. Schaefer, our principal financial officer and chief compliance officer, and Thomas C. Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

•	We received a capital contribution of $21.1 million from our parent company, FIC, from the proceeds of its initial public offering in June 2011.

In addition, we have adopted a formal joint code of ethics that governs the conduct of our and our Investment Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Partnership Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2011, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the balance sheets as of September 30, 2011, and December 31, 2010 were to remain constant, a hypothetical 1.0% change in interest rates on those dates would not have a material effect on our level of interest income from debt investments.

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

Item 4. Controls and Procedures.

The CEO and CFO of Fidus Investment Advisors, LLC, the manager of Fidus Investment GP, LLC, the general partner of Fidus Mezzanine Capital, L.P., who serve as our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rule 13a-15(e) of the 1934 Act). Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our prospectus dated June 20, 2011 and filed with the SEC on June 22, 2011 in accordance with Rule 497 of the 1933 Act, and the risks below, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and, despite the recent European agreement intended to help resolve the Euro crisis, the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS MEZZANINE CAPITAL, L.P.

	By:	Fidus Investment GP, LLC, Its General Partner

By: Fidus Investment Advisors, LLC, Its Manager

Date: November 3, 2011		/s/ EDWARD H. ROSS
Edward H. Ross
Chief Executive Officer of Fidus Investment Advisors, LLC, the manager of Fidus Investment GP, LLC, the general partner of Fidus Mezzanine Capital, L.P. (principal executive officer)

Date: November 3, 2011		/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer of Fidus Investment Advisors, LLC, the manager of Fidus Investment GP, LLC, the general partner of Fidus Mezzanine Capital, L.P. (principal financial and accounting officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.